Form 10-Q
period 2018-01-31
Atlantic Acquisition II, INc.
filed 2019-03-04
CIK 1714232

U.S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-221490

Atlantic Acquisition II, Inc.

(Exact Name of Registrant as Specified in its Charter)1-31-2018

Nevada	82-2108340
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
18731 SE River Ridge Tequesta, FL	33469
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 561-310-4692

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [ ]

As of January 31, 2018, the issuer had 20,000,000 shares of common stock issued and outstanding.

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on the SEC instruction to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

Atlantic Acquisition II, Inc.

Balance Sheets

 January 31, 2018 and at July 31, 2017

	January 31, 2018	July 31, 2017
	(unaudited)	(audited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to Related Party	$9,949	$6,000

Total current liabilities	9,949	6,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	23,750	23,750
Accumulated deficit	(35,699)	(31,750
Total stockholders’ deficit	(9,949)	(6,000)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited financial statements.

Atlantic Acquisition II, Inc.

Statements of Operations

For the three months and six months ended January 31, 2018 (Unaudited)

	Three months ended January 31, 2018	Six months ended January 31, 2018

Operating expenses
General and administrative	$3,949	$3,949
Total operating expenses	3,949	3,949

Net loss	$(3,949)	$(3,949)

Basic and diluted net loss per common share	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000

See accompanying notes to unaudited financial statements.

Atlantic Acquisition II, Inc.

Unaudited Statement of Changes in Stockholders’ Deficit

From inception (June 29, 2017) through January 31, 2018

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Shares issued to directors for services on June 29, 2017 (inception)	16,200,000	$1,620	$14,580	$-	$16,200

Shares issued for services on June 29, 2017 (inception)	3,800,000	380	3,420	-	3,800

Expenses paid by related party contributed to capital	-	-	5,750	-	5,750

Net loss	-	-	-	(31,750)	(31,750)
Balance at July 31, 2017	20,000,000	2,000	23,750	(31,750)	(6,000)

Net loss six months ended January 31, 2018	-	-	-	(3,949)	(3,949)
Balance at January 31, 2018	20,000,000	$2,000	$23,750	($35,699)	($9,949)

See accompanying notes to unaudited financial statements.

 Atlantic Acquisition II, Inc.

Statements of Cash Flows

For the three months and six months ended January 31, 2018 (unaudited)

	For the period November 1, 2017 to January 31, 2018	For the period August 1, 2017 to January 31, 2018
Cash flows from operating activities
Net loss	$(3,949)	$(3,949)
—
Expenses paid by related party on behalf of Company- due to related party	3,949	3,949
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information	—	—

Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Atlantic Acquisition II, Inc.

Notes to Unaudited Financial Statements

January 31, 2018

 Note 1 - Nature of Business

Atlantic Acquisition II, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 29, 2017 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company has not commenced significant operations.

The Company has elected a fiscal year end of July 31.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2017 financial statements. The results of operations for the six months ended January 31, 2018 are not necessarily indicative of the operating results for the full year.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and liabilities in the normal course of business. For the period August 1, 2017 through January 31, 2018 and November 1, 2017 to January 31, 2018 the Company has a net loss of approximately $4,000 and an accumulated deficit of approximately $36,000 and $32,000 as of January 31, 2018 and July 31, 2017, respectively. Currently the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operational costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business, to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. The guidance is generally expected to result in fewer transactions qualifying as business combinations. For the Company, the standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As described in Note 1, the Company is actively seeking a transaction with another Company. Once the transaction is completed the adoption of the new standard will have a material impact on our financial statements.

Atlantic Acquisition II, Inc.

Notes to Unaudited Financial Statements

January 31, 2018

Note 3 -  Related Party Transactions

The Company has a related party note payable to one of the stockholders of the Company as of January 31, 2018 of approximately $10,000 and as of July 31, 2017 approximately $6,000. The note payable is non-interest bearing and due on demand.

Note 4 – Stockholders’ Deficit

During November 2017, the Company amended their Articles of Incorporation to increase the number of authorized shares of stock to 320,000,000 consisting of 300,000,000 shares of common stock par value $.0001 and preferred stock with par value of $.0001. The holders of common stock are entitled to one vote for each share of stock and to receive dividends declared by the Board of Directors. As of January 31, 2018, there were 20,000,000 shares of common stock outstanding. As of January 31, 2018 there were no shares of preferred stock issued and outstanding. The rights and terms of preferred stockholders are to be determined by the Board of Directors at the time of their issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

The Company was formed on June 29, 2017 in the State of Nevada.

Business Strategy

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire  to seek the perceived advantages of an Exchange Act registered corporation. The company will, upon effectiveness, be required to file periodic reports as required by Item 15(d) of the Exchange Act and also that the company intends to file a form 8A registering the company under Section 12G of the Exchange Act within 5 business days of the effectiveness of this registration statement which will register the Company's common shares under the Exchange Act and upon the effectiveness of such registration statement, the Company will be required to report pursuant to Section 13 of the Exchange Act.

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly- owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful. The Company anticipates that the selection of a business opportunity in which to    participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all  of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. It is management's belief that funds raised from the offering should be sufficient to merge with or acquire an acquisition target.   However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable. A business combination with the Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance. On the other hand a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge. Thus they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a Form 10. Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

 The analysis of new business opportunities will be undertaken by, or under the supervision of, Benny Doro, an officer and director of the Company, who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of Benny Doro, a Company officer and shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merger with any company for which audited financial statements cannot be obtained.

Management of the Company, while not experienced in matters relating to the new business of the Company, will rely upon his own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Liquidity and Capital Resources

As of January 31, 2018, we had total current assets of $0 and total current liabilities of $9,949 creating a working capital deficit of $(9,949). Current liabilities consisted of $9,949 for a related party loan.

As of July 31, 2017, we had total current assets of $0 and total current liabilities of $6,000 creating a working capital deficit of $(6,000). Current liabilities consisted of $6,000 for a related party loan.

Net cash used in operating activities was $0 for both the three months and the six months ended January 31, 2018.

Net cash provided by financing activities was $0 for both the three months ended and the six months ended October 31, 2018.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended January 31, 2018 or for the period August 1, 2017 through January 31, 2018. Total operating expenses were $3,949 during the three months ended January 31, 2018 and for the period August 1, 2017 through January 31, 2018. Net loss for the three months ended January 31, 2018, and for the period August 1, 2017 to January 31, 2018 was $3,949.

Critical Accounting Policies

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

Controls And Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of January 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of January 31, 2018.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during current quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form S-1 which went effective January 23, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: March 4, 2018

Atlantic Acquisition II, Inc.
Registrant

By: /s/ Robert Bubeck
Robert Bubeck Chief Executive Officer