Form 10-Q
period 2018-04-30
Atlantic Acquisition II, INc.
filed 2019-06-13
CIK 1714232

U.S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-221490

Atlantic Acquisition II, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-2108340
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

18731 SE River Ridge Tequesta, FL	33469
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 561-310-4692

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒No ☐

As of April 30, 2018, the issuer had 21,135,000 shares of common stock issued and outstanding.

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

Atlantic Acquisition II, Inc.

Balance Sheets

 April 30, 2018 and at July 31, 2017

	April 30,	July 31,
	2018 (unaudited)	2017 (audited)
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to Related Party	$15,949	$6,000

Total current liabilities	$15,949	$6,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid in capital	23,750	23,750
Accumulated deficit	(41,699)	(31,750)
Total stockholders’ deficit	(15,949)	(6,000)

Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to unaudited financial statements.

Atlantic Acquisition II, Inc.

Statements of Operations

For the three months and nine months ended January 31st, 2018 (unauidited)

	Three months ended April 30, 2018	Nine months ended April 30,2018

Operating expenses
General and Administrative expenses	$--	$3,949
Total operating expenses	$--	$3,949

Net loss	$--	$(3,949)

Basic and diluted net loss per common share	$0.00	$(0.00)

Basic and diluted weighted average common shares outstanding	$20,000,000	$20,000,000

See accompanying notes to unaudited financial statements.

Atlantic Acquisition II, Inc.

Unaudited Statement of Changes in Stockholders’ Deficit

From inception (June 29, 2017) through April 30, 2018

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Shares issued to directors for services on June 29, 2017 (inception)	16,200,000	$1,620	$14,580	$-	$16,200

Shares issued for services on June 29, 2017 (inception)	3,800,000	380	3,420	-	3,800

Expenses paid by related party contributed to capital	-	-	5,750	-	5,750

Net loss	-	-	-	(31,750)	(31,750)
Balance at July 31, 2017	20,000,000	2,000	23,750	(31,750)	(6,000)

Net loss for the nine months ended April 30, 2018	-	-	-	(9,949)	(9,949)
Balance at April 30, 2018	20,000,000	2,000	23,750	(41,699)	(15,949)

See accompanying notes to unaudited financial statements.

 Atlantic Acquisition II, Inc.

Statements of Cash Flows

For the three months and nine months

Ended April 30, 2018 (unaudited)

	Three months ended April 30, 2018	Nine months ended April 30, 2018
Cash flows from operating activities
Net loss	$(6,000)	$(3,949)

Expenses paid by related party on behalf of Company- due to related party	6,000	3,949
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

Atlantic Acquisition II, Inc.

Notes to Unaudited Financial Statements

April 30, 2018

NOTE 1 - NATURE OF BUSINESS

Atlantic Acquisition II, Inc. (the “Company or AAII”) was incorporated under the laws of the State of Nevada on June 29, 2017 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company has not commenced significant operations.

The Company has elected a fiscal year end of July 31.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2017 financial statements. The results of operations for the nine months ended April 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and liabilities in the normal course of business. For the period August 1, 2017 through April 30, 2018 and February 1, 2018 to April 30, 2018 the Company has a net loss of approximately $10,000 and $6,000 respectively, and an accumulated deficit of approximately $42,000 and $32,000 as of April 30, 2018 and July 31, 2017, respectively. Currently the Company does not have cash and no material assets, nor dues it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Atlantic Acquisition II, Inc.

Notes to Unaudited Financial Statements

April 30, 2018

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has a related party payable to one of the shareholders of the Company as of April 30, 2018 of approximately $16,000 and as of July 31, 2017 approximately $6,000. The note payable is non-interest bearing and due on demand.

NOTE 4 – SHAREHOLDERS’ DEFICIT

During November 2017, the company amended their Articles of Incorporation to increase the number of authorized shares of stock to 320,000,000 consisting of 300,000,000 shares of common stock per value $.0001 and preferred stock with par value $.0001. The holders of the common stock are entitled to one vote for each share of stock and to receive dividend declared by the Board of Directors. As of April 30, 2018, there were 20,000,000 shares of common stock outstanding. As of April 30, 2018, there were no shares of preferred stock issued and outstanding. The rights and terms of preferred stockholders are to be determined by the Board of Directors at the time of their issuance.

NOTE 5 – SUBSEQUENT EVENT

During April 2019, the company sold 1,135,000 shares of common stock at a price of $0.02 to 43 investors. The proceeds from the sale of stock are being held in a non-interest-bearing Escrow account at a financial institution. No funds have been released to the company.

On January 20, 2019, the company executed an exchange agreement with The Perfectly Green Corp. (a Texas Corporation) on behalf of their shareholders and member, whereby the Board of Directors of AAII and The Perfectly Green Corp. have approved the acquisition of 100% of the outstanding shares in The Perfectly Green Corp. by AAII. The terms of the exchange agreement that were approved is the exchange of 100% ownership interests in The Perfectly Green Corp. for 91% of the past transaction AAII issued shares. The transaction is expected to close July 2019.

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

Liquidity and Capital Resources

As of April 30, 2018, we had total current assets of $0 and total current liabilities of 15,949 creating a working capital deficit of $(15,949). Current liabilities consisted of $15,949 of related party loan.

As of July 31, 2017, we had total current assets of $0 and total current liabilities of $6,000 creating a working capital deficit of $(6,000). Current liabilities consisted of $6,000 of related party loan.

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

Results of Operations

We did not generate revenues during the three months ended April 30, 2018 or for the period August 1, 2017 through April 30, 2018. Total operating expenses were $6,000 during the three months ended April 30, 2018 and $3,949 for the period August 1, 2017 through April 30, 2018. Net loss for the three months ended April 30, 2018, and for the period August 1, 2017 to April 30, 2018 was $6,000 and $3,949 respectively.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: June 11, 2019

Atlantic Acquisition II, Inc.
Registrant

By: /s/ Robert Bubeck
Robert Bubeck Chief Executive Officer

