Form 10-K
period 2018-07-31
Atlantic Acquisition II, INc.
filed 2019-08-29
CIK 1714232

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-221490

ATLANTIC ACQUISITION II, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-2108340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18731 SE River Ridge Tequesta, FL	33469
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 561-310-4692

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.0001 par value, outstanding on August 20, 2019 was 20,000,000.

1

ATLANTIC ACQUISITION II, INC.

FOR THE FISCAL YEAR ENDED

JULY 31, 2018

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

o	our ability to diversify our operations;
o	our ability to implement our business plan;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

As well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us", "the Company" (“Atlantic”), and similar terms refer to Atlantic Acquisition II, Inc.

PART I

ITEM 1. BUSINESS

General Business Development

The Company was formed on June 29, 2017 in the State of Nevada.

Business Strategy

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will upon effectiveness be required to file periodic reports as required by Item 15(d) of the Exchange Act and also that the company intends to file a form 8A registering the company under Section 12G of the Exchange Act within 5 business days of the effectiveness of this registration statement which will register the Company's common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. It is management's belief that funds raised from the offering should be sufficient to merge with or acquire an acquisition target. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable. A business combination with the Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance. On the other hand a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge. Thus they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a 10-K. Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Employees

As of July 31, 2018, we have no employees, but have three (3) officers and directors who are non-employee Directors. We have two agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

OFFICERS AND DIRECTORS LACK OF EXPERIENCE MAY HINDER OPERATIONS. Atlantic Acquisition II Inc.'s operations depend solely on the efforts of Benny Doro, Bob Bubeck, and Margret M. McLaughlin, the officers and directors of the Company. None of Messrs. Doro, Bubeck, and McLaughlin have any experience related to public company management, nor as a principal accounting officer. Because of this, the Company may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles.

POTENTIAL CONFLICTS OF INTEREST MAY RESULT IN LOSS OF BUSINESS. Benny Doro, Bob Bubeck, and Margret M. McLaughlin are involved in other employment opportunities and may periodically face a conflict in selecting between Atlantic Acquisition II Inc. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts should they occur. If the officers or directors choose other interests ahead of Atlantic, such choice may result in lower or a lack of business for Atlantic.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS. Rule 419 requires that the securities to be issued and the funds received in this offering be deposited and held in an escrow account pending the completion of a qualified acquisition. Before the acquisition can be completed and before the funds and securities can be released, the Company will be required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, the Company is required to furnish investors with the new prospectus containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must decide to remain investors or require the return of their investment funds. Any investor not making a decision within 45 days of the effectiveness of the post-effective amendment will automatically receive a return of his investment funds. Up to 10% of the proceeds from the offering may be released to the Company upon completion of the minimum offering amount and therefore may not be returned to investors. These regulations may limit potential business combinations for the Company as potential candidates may not wish to go through the process, disclosure or time requirements imposed by these regulations.

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered. These regulations may limit potential business combinations for the Company as potential candidates may not wish to go through the process, disclosure or time requirements imposed by these regulations.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can cofd nsummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination. Our auditor has issued an opinion that raises substantial doubt about our ability to continue as a going concern in our July 31, 2018 audit. The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended July 31, 2018 the company has a net loss of $9,949 and accumulated deficit of $41,699. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT POSSIBLE BUSINESS COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well- financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, an entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. The Company has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, management anticipates devoting between five and ten hours per month to the business of the Company. The Company's officer has not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations. See "Directors, Executive Officers, Promoters And Control Persons."

CONFLICTS OF INTEREST MAY RESULT IN A LOSS OF BUSINESS OR FAILURE TO COMPLETE A MERGER OR ACQUISITION OR TO DO SO AT LESS PROFIT. The Company's officers and directors currently participate and may in the future participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non- arm's length transactions may also arise in the future in the event the Company's officers and director is involved in the management of any firm with which the Company transacts business.

CONFLICTS RELATING TO THE LOCATION OF MERGER/ACQUISITION CANDIDATES. Our officers and directors are not full time employees of our company and are actively involved in other business pursuits. Since our officers and directors are not required to devote any specific amount of time to our business, they will experience conflicts in allocating their time among their various business interests. Moreover, any future blank check companies that are organized by our officers and directors may compete with our company in the search for a suitable target.

To minimize potential conflicts of interest arising from multiple corporate affiliations, our officers and directors will not make affirmative decisions to allocate a particular business opportunity to a particular acquisition vehicle. Instead, they will provide the available due diligence information on all available acquisition vehicles to the potential target, and ask the potential target to make a final selection. There is no assurance that a potential target will conclude that our company is best suited to its needs or that an acquisition will ever occur.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. The Company will be required to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT BUSINESS COMBINATIONS. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION MAY LIMIT FUTURE BUSINESS. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE INVESTMENT COMPANY ACT REGULATION MAY INCREASE COSTS. Although the Company will be subject to regulation under the Securities Exchange Act of 1933, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY RESULT IN UNCERTAIN MANAGEMENT FUTURE. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by him, or resign as a member of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION MAY RESULT IN DILUTION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

DISADVANTAGES OF BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A potential business combination candidate may find it more beneficial to go public directly rather than through a combination with a blank check company and the requirements of a post-effective amendment and having to clear its application to trade using information provided by the Company rather than its own internal information.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 18731 SE River Ridge Tequesta, FL 33469 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted. Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of July 31, 2018, we had 5 (3 officers plush Dotres and Gladdis) stockholders of record of the 20,000,000 common shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018 and 2017, we had $0 in cash and did not have any cash equivalents. For the year ended July 31, 2018 and for the period June 29, 2017 to July 31, 2018 we had net cash used in operations of $0. To date we have financed our operations through the issuance of stock and related party borrowings.

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the years ended July 31, 2017 or 2018.

Cost and Expenses

Operating expenses during the year ended July 31, 2018 and for the period June 29, 2017 through July 31, 2017 were $9,949 and $31,750, respectively.

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances and loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company does not currently have any financial instruments that it measures at fair value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantic Acquisition II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantic Acquisition II, Inc. (the Company) as of July 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended July 31, 2018 and the period June 29, 2017 (“inception”) through July 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended July 31, 2018 and the period June 29, 2017 (“inception”) through July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss from operations, an accumulated deficit and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2018.

Ocean, New Jersey

August 28, 2019

Atlantic Acquisition II, Inc.

   Financial Statements

Balance Sheets

	July 31,	July 31,
	2018	2017
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to Related Party	$15,949	$6,000

Total current liabilities	15,949	6,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	--
Common stock, $0.0001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid in capital	23,750	23,750
Accumulated deficit	(41,699)	(31,750)
Total stockholders’ deficit	(15,949)	(6,000)

Total liabilities and stockholders’ deficit	$—	$--

The accompanying notes are an integral part of these financial statements.

Atlantic Acquisition II, Inc.

Statements of Operations

	For the Year ended July 31, 2018	For the period from June 29, 2017 (inception) to July 31,2017

Operating expenses
General and Administrative expenses	$9,949	$31,750
Total operating expenses	9,949	31,750

Net loss	$(9,949)	$(31,750)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

Atlantic Acquisition II, Inc.

Statements of Changes in Stockholders’ Deficit

For the year ended July 31, 2018 and for the period from June 29, 2017 (inception) through July 31, 2017

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Shares issued to Directors for services on June 29, 2017 (inception)	16,200,000	$1,620	$14,580	$—	$16,200
Shares issued for services on June 29, 2017 (inception)	3,800,000	380	3,420	—	3,800
Expenses paid by related party contributed to capital	—	—	5,750	—	5,750
Net loss	—	—	—	(31,750)	(31,750)
Balance at July 31, 2017	20,000,000	2,000	23,750	(31,750)	(6,000)
Net Loss				(9, 949)	(9,949)
Balance at July 31, 2018	20,000,000	$2,000	$23,750	$(41,699)	$(15,949)

The accompanying notes are an integral part of these financial statements.

 Atlantic Acquisition II, Inc.

 Statements of Cash Flows

	For the Year Ended July 31, 2018	For the period from June 29, 2017 (Inception) to July 31, 2017
Cash flows from operating activities
Net loss	$(9,949)	$(31,750)
Expenses paid by related party contributed to capital	—	5,750
Stock based compensation	—	20,000
Expenses paid by related party on behalf of Company- due to related party	9,949	6,000
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	—

The accompanying notes are an integral part of these financial statements.

Atlantic Acquisition II, Inc.

Notes to Financial Statements

For the year ended July 31, 2018 and for the period June 29, 2017 to July 31, 2017

 Note 1 - Nature of Business

Atlantic Acquisition II, Inc. (the Company) was incorporated under the laws of the State of Nevada on June 29, 2017 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company.

The Company has elected a fiscal year end of July 31.

Note 2 - Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No deferred tax assets or liabilities were recognized at July 31, 2018 or 2017.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that be used to measure fair value:

Atlantic Acquisition II, Inc.

Notes to Financial Statements

For the year ended July 31, 2018 and for the period June 29, 2017 to July 31, 2017

Note 2 - Significant Accounting Policies (continued)

Level 1 - quoted prices in active markets for identical assets or

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company’s financial liabilities are measured at fair value and include its due to related party payable.  These liabilities are subject to the measurement and disclosure requirements of ASC 820 and are considered to be Level 3 inputs.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-based Expense

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of July 31, 2018.

Share based expense for stock issued to non-employees for the year ended July 31, 2018 and for the period June 29, 2017 to July 31, 2017 was $0 and $20,000, respectively.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents at July 31, 2018 or July 31, 2017

Atlantic Acquisition II, Inc.

Notes to Financial Statements

For the year ended July 31, 2018 and for the period June 29, 2017 to July 31, 2017

Note 2 - Significant Accounting Policies (continued)

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended July 31, 2018 and for the period from June 29, 2017 (inception) through July 31, 2017, the Company has a net loss of approximately $10,000 and $32,000 and an accumulated deficit of approximately $42,000 and $32,000. Currently, the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

There were recently issued updates most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our financial position, results of operations or cash flows.

Atlantic Acquisition II, Inc.

Notes to Financial Statements

For the year ended July 31, 2018 and for the period June 29, 2017 to July 31, 2017

Note 3 - Stockholders’ Deficit

Common stock

The authorized common stock as of both July 31, 2018 and 2017 of the Company consists of 300,000,000 shares with a $0.0001 par value. During November 2017, the company amended their Articles of Incorporation to increase the number of authorize shares of stock to 320,000,000 shares of stock consisting of 300,000,000 shares of common stock par value $.0001 and, 20,000,000 shares of preferred stock with par value $.0001. The holders of the common stock are entitled to one vote for each share of stock and to receive dividends declared by the Board of Directors.

On June 29, 2017, the Company’s 3 officers and directors were issued 5,400,000 common shares each for services. The value of the total shares issued was $16,200

On June 29, 2017, Robert Bubeck, the CEO paid expenses of $5,750 on behalf of the Company and were considered capital contributions.

On June 29, 2017 Miguel Dotres and John Gladdis were issued 800,000 and 3,000,000 shares respectively for consulting services fair valued at $800 and $3,000.

There were 20,000,000 common shares issued and outstanding as of July 31, 2018.

Preferred stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a $0.0001 par value and none issued and outstanding. The rights and terms of preferred stockholders are to be determined by the Board of Directors.

Note 4 - Income Taxes

Any net loss carryforward may be subject to the section 382 limitation upon a change in control as defined therein.

At July 31, 2018, and for the period June 29, 2017 to July 31, 2017, the Company has incurred a net loss of approximately $10,000 and $32,000 which resulted in a net operating loss carryforward of $11,750 for income tax purposes. The loss results in a deferred tax asset of approximately $2,500 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance. Our net loss carryforward will begin to expire in 2037.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income th e Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended July 31, 2018 applicable under ASC 740.  As a result of the adoption of ASC 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Atlantic Acquisition II, Inc.

Notes to Financial Statements

For the year ended July 31, 2018 and for the period June 29, 2017 to July 31, 2017

 Note 5 - Related Party Transactions

The Company has a related party payable to one of the shareholders of the company as of July 31, 2018 and 2017 of approximately $16,000 and $6,000 respectively. The note payable is non-interest bearing and due on demand.

The Company does not own or rent property. The office space is provided by an officer at no chzarge.

Note 6—Subsequent Events

During April 2019, the company sold 1,135,000 shares of common stock at a price of $0.02 to 43 investors. The proceeds from the sale of stock are being held in a non-interest bearing Escrow account at a financial institution. No funds have been released to the company.

On January 29, 2019, the company executed an exchange agreement with The Perfectly Green Corp. Ca Texas Corporation on behalf of their shareholders and member, whereby the Board of Directors of AAII and The Perfectly Green Corp have approved the acquisition of 100% of the outstanding shares in the Perfectly Green Corp, by AAII. The terms of the exchange agreement that were approved is the exchange of 100% ownership interests in The Perfectly Green Corp for 91% of the past transaction . AII issued shares. The transaction is expected to close in 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Robert Bubeck and Chief financial Officer, Robert Bubeck, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of July 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-2013"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2018.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended July 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of July 31, 2018 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Our director is elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Our officer is appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until removed from office. Our Board of Directors does not have any nominating, auditing or compensation committees.

The following table sets forth certain information regarding our executive officers and directors as of the date of this prospectus:

Name	Age	Position	Period of Service(1)

Robert Bubeck	60	President and Director	Inception – current
Benny Doro	49	Secretary and Director	Inception – current
Margaret. McLaughlin	76	Treasurer and Director	Inception – current

Notes:

(1)    Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officers were appointed by our director and will hold office until resignation or removal from office.

(2)    Officers have outside interests and obligations to companies other than Atlantic Acquisition II, Inc. They intend to spend approximately 10 hours per week on the Company’s business affairs. At the date of this prospectus, Atlantic Acquisition II, Inc. is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Mr. Robert Bubeck, President, Director, Age 60

Currently, Mr. Bubeck is the President of WJLL, Inc., a Florida consulting practice founded in 1997, initially as Market Link of South Florida, Inc. Clients have included the successful launch, development, and continued operation of many cable networks, television programs, and other media ventures. The company’s lead clients include Comcast, Newsmax Media, TimeLife Media, Zuus Digital Networks, The Country Network, Zuus Latino, The FAD Network, and Pyramid Entertainment.

Mr. Bubeck is a founding partner of Zeplin Media, a media buying service in the infomercial industry.

In 2007, Mr. Bubeck co-foundered Cross Media Works, a multiplatform sales agent in the media industry. Mr. Bubeck directed the company to the acquisitions of Apex Media Sales (Scottsdale), TelAmerica Media (Philadelphia), Affiliated Media (Jacksonville), and WizeBuys (Philadelphia). These acquisitions totaled over $150 million.

In 1991, Mr. Bubeck served as the Senior Vice President of Operations for American Cable Advertising, an independent sales organization in the spot cable arena. Under Mr. Bubeck’s direction, ACA launched and operated its organization to 10 sales offices nationwide. Mr. Bubeck also served as the Vice President of Sales in the Southeast for National Cable Communications, a joint venture of Comcast, Cox Cable Communications, Time Warner, and Katz Communications.

Mr. Bubeck is also an officer and director of Atlantic Acquisition, Inc., a blank check which recently went effective and is current in its reporting obligations.

Benny Doro, Secretary, Director Age 49

In 1995, Mr. Benny Doro founded NextLevel Productions Inc., a multi-media advertising and marketing company.  Mr. Doro served as the company’s CEO, and he managed multiple clients including negotiating content deals with artists such as Madonna, Van Halen, U2, KISS, Britney Spears, Jessica Simpson, and Sony Fanfire.  In 2001, NextLevel merged with Wiremix Media Inc., to become a digital advertising company.  In 2002, Mr. Doro negotiated the sale of NextLevel to a  CYOP Systems INC, a publicly traded company.  The company was sold in 2002.

In 2002, Mr. Doro became a partner in Marketview Financial Group, Inc., a private investment banking firm based on Wall Street.

In 2012 Mr. Doro co-founded and currently serves as Vice-President of Universal Vision Group, a provider of e-commerce software providing international multi-currency pre-paid cards to both corporate users and consumers offering a complete Tier 1 pre-paid card issuer processing infrastructure.  The company is also an e-commerce Payments Systems Provider.

Currently Mr. Doro serves on the Board of Directors at Pyramid Media, Inc. (Pyramid Records), an entertainment company with multiple artists that provides major distribution through INgrooves Fontana and Universal Music Group Distribution.

Mr. Doro is also an officer and director of Atlantic Acquisition, Inc., a blank check which recently went effective and is current in its reporting obligations.

 Margaret McLaughlin, Treasurer, Director Age 76

Ms. McLaughlin has worked in the New York area for most of her career. Ms. McLaughlin has worked as a professional bookkeeper for several large companies. She has been retired since before 2012 and will occasionally informally consult for companies.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Washington

Limitation of Liability of Directors

Pursuant to the Nevada Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Bubeck President and Director	2017	—	—	$5,400		—	—	—	—	$5,400
	2018	--	--		-	--	--	--	--	--
Benny Doro Secretary	2017	—	—	$5,400		—	—	—	—	$5,400
	2018	--	--		-	--	--	--	--	--
Margaret McLaughlin Treasurer	2017	—	—	$5,400		—	—	—	—	$5,400
	2018	--	--		-	--	--	--	--	--

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

	No. Of Shares	Percentage of Shares	No. of Shares	Percentage of Shares
Name	Before Offering	Before Offering	After Offering	After Offering

Benny Doro*	5,400,000	27%	0	0%
Robert Bubeck*	5,400,000	27%	0	0%
Margaret McLaughlin*	5,400,000	27%	0	0%
John Gladdis	3,000,000	15%	0	0%

All officers and directors as a group*	16,200,000	81%	0	0%

Footnotes

(1) The address of the executive officers and directors is c/o Atlantic Acquisition II, Inc., 18731 SE River Ridge, Tequesta, FL 33469.

(2) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Adeptus Partners LLC for year ended July 31, 2018 were $12,500.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Acquisition II, Inc.

By: /s/ Robert Bubeck

Robert Bubeck, CEO

Date: August 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Bubeck	Principal Executive Officer and Director	August 28, 2019
Robert Bubeck

/s/ Robert Bubeck
Robert Bubeck	Principal Financial Officer	August 28, 2019

