Form 10-Q
period 2018-10-31
Atlantic Acquisition II, INc.
filed 2019-10-30
CIK 1714232

 U.S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Yes ☒No ☐

As of October 30, 2018, the issuer had 21,135,000 shares of common stock issued and outstanding.

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on the SEC instruction to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

Atlantic Acquisition II, Inc.

Condensed Balance Sheets

	October 31,	July 31,
	2018 (unaudited)	2018 (audited)
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Due to Related Party	$17,199	$15,949
Accrued Expenses	6,000	—

Total current liabilities	$23,199	$15,949

Stockholders’ deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid in capital	23,750	23,750
Accumulated deficit	(48,949)	(41,699)
Total stockholders’ deficit	(23,199)	(15,949)

Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to unaudited condensed financial statements.

Atlantic Acquisition II, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended October 31, 2018	For the three months ended October 31, 2017

Operating expenses
General and Administrative expenses	$6,000	$3,949
Professional Fees	1,250	—

Total operating expenses	7,250	3,949

Net loss	$(7,250)	$(3,949)

Basic and diluted net loss per common share	$0.00	$(0.00)

Basic and diluted weighted average common shares outstanding	20,000,000	20,000,000

See accompanying notes to unaudited condensed financial statements.

Atlantic Acquisition II, Inc.

Unaudited Condensed Statement of Changes in Stockholders’ Deficit

	Common Stock	Common Stock	Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at July 31, 2018	20,000,000	$2,000	$23,750	$(41,699)	$(15,949)

Net Loss	—	—	—	(6,000)	(6,000)

Balance at October 31, 2018	20,000,000	$2,000	$23,750	$(47,699)	$(21,949)

Balance at July 31, 2017	20,000,000	$2,000	$23,750	$(31,750)	$(6,000)

Net Loss	—	—	—	(3,949)	(3,949)

Balance at October 3, 2017	20,000,000	$2,000	$23,750	$(35,699)	$(9,949)

See accompanying notes to unaudited condensed financial statements.

 Atlantic Acquisition II, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended October 31, 2018	For the three months ended October 31, 2017
Cash flows from operating activities
Net loss	$(6,000)	$(3,949)
Accrued expenses	6,000	—

Expenses paid by related party on behalf of Company- due to related party	—	3,949
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed financial statements.

Atlantic Acquisition II, Inc.

Notes to Unaudited Condensed Financial Statements

October 31, 2018

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

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2018 and 2017, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2018 financial statements. The results of operations for the three months ended October 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and liabilities in the normal course of business. For the three months ended October 31, 2018 and 2017, the Company has a net loss of approximately $6,000 and $4,000 respectively, and an accumulated deficit of approximately $48,000 and $42,000 as of October 31, 2018 and July 31, 2018, respectively. Currently the Company does not have cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through the placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Atlantic Acquisition II, Inc.

Notes to Unaudited Condensed Financial Statements

October 31, 2018

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has a related party payable to one of the shareholders of the Company as of both October 31, 2018 and 2017 of approximately $16,000. The note payable is non-interest bearing and due on demand.

NOTE 4 – SHAREHOLDERS’ DEFICIT

The holders of the common stock are entitled to one vote for each share of common stock and to receive dividends declared by the Board of Directors. As of October 31, 2018 and July 31, 2018 there were 20,000,000 shares of common stock outstanding and no dividends have been declared. As of October 31, 2018 and July 31, 2017, there were no shares of preferred stock issued and outstanding. The rights and terms of preferred stockholders are to be determined by the Board of Directors at the time of their issuance.

NOTE 5 – SUBSEQUENT EVENT

During April 2019, the company sold 1,135,000 shares of common stock at a price of $0.02 to 43 investors. The process from the sale of stock are being held in a non-interest-bearing Escrow account at a financial institution. No funds have been released to the company.

On January 29, 2019, the company executed on exchange agreement with The Perfectly Green Corp. (a Texas Corporation) on behalf of their shareholders and member, whereby the Board of Directors of AAII and The Perfectly Green Corp. have approved the acquisition of 100% of the outstanding shares in The Perfectly Green Corp. by AAII. The terms of the exchange agreement that were approved is the exchange of 100% ownership interests in The Perfectly Green Corp. for 91% of the past transaction AAII issued shares. The transaction is expected to close October 2019.

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

General Business Development

The Company was formed on June 29, 2017 in the State of Nevada.

Business Strategy

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The company will, upon effectiveness, be required to file periodic reports as required by Item 15(d) of the Exchange Act and also that the company intends to file a form 8K registering the company under Section 12G of the Exchange Act within 5 business days of the effectiveness of this registration statement which will register the Company's common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See “Financial Statements.” This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. It is management’s belief that funds raised from the offering should be sufficient to merge with or acquire an acquisition target.   However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable. A business combination with the Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance. On the other hand a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge. Thus they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s or 10-KSB’s, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a Form 10Q. Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the “34 Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

 The analysis of new business opportunities will be undertaken by, or under the supervision of, Benny Doro, an officer and director of the Company, who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of Benny Doro, a Company officer and shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

Liquidity and Capital Resources

As of October 31, 2018 and July 31, 2018, we had total current assets of $0 and total current liabilities of $23,199 and $15,949 creating a working capital deficit of $23,199 and $15,949, respectively.

Current liabilities consisted of related party loans of $17,199 for October 31, 2018 and $15,949 for July 31, 2018, and $6,000 in accrued expenses as of October 31, 2018.

Net cash used in operating activities was $0 for both the three months ended October 31, 2018 and October 31, 2017.

Net cash provided by financing activities was $0 for both the three months ended October 31, 2018 and October 31, 2017.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended October 31, 2018 or 2017. Total operating expenses were $6,000 during the three months ended October 31, 2018 and $3,949 during the three months ended October 31, 2017. Net loss for the three months ended October 31, 2018 and 2017, was $6,000 and $3,949, respectively.

Critical Accounting Policies

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

Controls And Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of October 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of October 31, 2018.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: October 30, 2019

Atlantic Acquisition II, Inc.
Registrant

By: /s/ Robert Bubeck
Robert Bubeck Chief Executive Officer

